Form 10-K/A
period 2006-12-31
Bear Stearns Commercial Mortgage SecuritiesTrust 2006-TOP22
filed 2007-11-20
CIK 1357795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006

      OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                      54-2196697
                                                      54-2196698
                                                      54-2196699
      New York                                        54-6709416
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

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

      Large accelerated filer __  Accelerated filer __  Non-accelerated filer X

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

      Not applicable.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.


      Omitted


Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


      The reports required under Item 1122 of Regulation AB have been and are attached hereto under Item 15.

      The 1122 statement for Wells Fargo Bank, National Association has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to it during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in calculation and/or the reporting of delinquencies for the pool assets.

      The foregoing instances of noncompliance do not relate to any activities performed or required to be performed by Wells Fargo Bank, National Association in connection with the Issuing Entity.


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

(10.5) Mortgage Loan Purchase Agreement, dated as of April 6, 2006, between Principal Commercial Funding II, LLC and Bear Stearns Commercial Mortgage Securities Inc., relating to the mortgage loans sold to the depositor by Principal Commercial Funding II, LLC.

Exhibit
10.6 Primary Servicing Agreement, dated as of April 1, 2006, between Principal Global Investors, LLC and Wells Fargo Bank, National Association, under which Principal Global Investors, LLC services those mortgage loans identified on the schedule attached thereto. (As previously filed on Form 8-K filed on May 5, 2006 and hereby incorporated by reference into this report on Form 10-K)

(31)     Rule 13a-14(d)/15d-14(d) Certifications.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

         a) ARCap Servicing, Inc., as Special Servicer (1)

         b) ARCap Servicing, Inc., as Special Servicer for the Alderwood Mall loan, as Special Servicer (1)

         c) ARCap Servicing, Inc., as Special Servicer for the Mervyns Portfolio loan, as Special Servicer (1)

         d) LaSalle Bank, National Association, as Trustee (1)

         e) Principal Global Investors, LLC, as Primary Servicer (1)

         f) Wells Fargo Bank, N.A., as Master Servicer (1)

         g) Wells Fargo Bank, N.A., as Paying Agent (1)

         h) Wells Fargo Bank, National Association, as Master Servicer for the Alderwood Mall loan, as Master Servicer (1)

         i) Wells Fargo Bank, National Association, as Master Servicer for the Mervyns Portfolio loan, as Master Servicer (1)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

         a) ARCap Servicing, Inc., as Special Servicer (1)

         b) ARCap Servicing, Inc., as Special Servicer for the Alderwood Mall loan, as Special Servicer (1)

         c) ARCap Servicing, Inc., as Special Servicer for the Mervyns Portfolio loan, as Special Servicer (1)

         d) LaSalle Bank, National Association, as Trustee (1)

         e) Principal Global Investors, LLC, as Primary Servicer (1)

         f) Wells Fargo Bank, N.A., as Master Servicer (1)

         g) Wells Fargo Bank, N.A., as Paying Agent (1)

         h) Wells Fargo Bank, National Association, as Master Servicer for the Alderwood Mall loan, as Master Servicer (1)

         i) Wells Fargo Bank, National Association, as Master Servicer for the Mervyns Portfolio loan, as Master Servicer (1)

(35)     Servicer compliance statements.

         a) ARCap Servicing, Inc., as Special Servicer (1)

         b) ARCap Servicing, Inc., as Special Servicer for the Alderwood Mall loan, as Special Servicer (1)

         c) ARCap Servicing, Inc., as Special Servicer for the Mervyns Portfolio loan, as Special Servicer (1)


         d) Principal Global Investors, LLC, as Primary Servicer (1)

         e) Wells Fargo Bank, N.A., as Master Servicer (1)

         f) Wells Fargo Bank, N.A., as Paying Agent (1)

         g) Wells Fargo Bank, National Association, as Master Servicer for the Alderwood Mall loan, as Master Servicer (1)

         h) Wells Fargo Bank, National Association, as Master Servicer for the Mervyns Portfolio loan, as Master Servicer (1)


(b) Not applicable.

(c) Omitted.

----------
(1)   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Bear Stearns Commercial Mortgage Securities Inc.
      (Depositor)


      /s/ Adam Ansaldi
      Adam Ansaldi, Vice President (senior officer in charge of securitization of the depositor)

      Date: November 20, 2007


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

(35)     Servicer compliance statements.

         a) ARCap Servicing, Inc., as Special Servicer

         b) ARCap Servicing, Inc., as Special Servicer for the Alderwood Mall loan, as Special Servicer

         c) ARCap Servicing, Inc., as Special Servicer for the Mervyns Portfolio loan, as Special Servicer


         d) Principal Global Investors, LLC, as Primary Servicer

         e) Wells Fargo Bank, N.A., as Master Servicer

         f) Wells Fargo Bank, N.A., as Paying Agent

         g) Wells Fargo Bank, National Association, as Master Servicer for the Alderwood Mall loan, as Master Servicer

         h) Wells Fargo Bank, National Association, as Master Servicer for the Mervyns Portfolio loan, as Master Servicer